Form 10-Q
period 2026-06-30
Var Acquisition Corp.
filed 2026-08-14
CIK 2075239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	10,000,000
(Class)	Outstanding at August 13, 2026

VAR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2026

TABLE OF CONTENTS

		Page

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	F-1

	Condensed Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-2

	Condensed Statements of Changes in Stockholders’ Deficit (Unaudited) For the Three and Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-3

	Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7

Item 4.	Controls and Procedures.	7

PART II - OTHER INFORMATION		8

Item 1.	Legal Proceedings.	8

Item 1A.	Risk Factors.	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities.	8

Item 4.	Mine Safety Disclosure.	8

Item 5.	Other Information.	8

Item 6.	Exhibits.	8

Signatures		9

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

ii

Item 1. Financial Statements.

VAR ACQUISITION CORP.

June 30, 2026

INDEX TO CONDENSED FINANCIAL STATEMENTS

Statement	Page

Index to Condensed Financial Statements	1

Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	F-1

Condensed Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-2

Condensed Statements of Changes in Stockholders’ Deficit (Unaudited) For the Three and Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-3

Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2026 and For the period June 5, 2025 (Inception) to June 30, 2025	F-4

Notes to Condensed Financial Statements	F-5

VAR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$7,890	$4,065
Total current assets	7,890	4,065
Total assets	$7,890	$4,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,600	$6,500
Note payable - stockholder	51,000	30,000
Total current liabilities	59,600	36,500
Total liabilities	59,600	36,500

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(52,710)	(33,435)
Total stockholders’ deficit	(51,710)	(32,435)
Total liabilities and stockholders’ deficit	$7,890	$4,065

See accompanying notes to condensed financial statements.

VAR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Six Months Ended	For the period June 5 (Inception), to June 30,
	June 30, 2026		2025
Revenue	$-	$-	$-
General and administrative expenses	12,761	19,275	10,630
Loss from operations	(12,761)	(19,275)	(10,630)
Net loss	$(12,761)	$(19,275)	$(10,630)
Weighted average common stock outstanding, basic and diluted	10,000,000	10,000,000	10,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

VAR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

For the period June 5, 2025 (inception) to June 30, 2025

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – June 5, 2025 (inception)	-	$-	$-	$-
Issuance of common stock	10,000,000	1,000	-	1,000
Net loss			(10,630)	(10,630)
Balances – June 30, 2025	10,000,000	$1,000	$(10,630)	$(9,630)

For the Three and Six Months Ended June 30, 2026

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – December 31, 2025	10,000,000	$1,000	$(33,435)	$(32,435)
Net loss	-	-	(6,514)	(6,514)
Balances – March 31, 2026	10,000,000	1,000	(39,949)	(38,949)
Net loss	-	-	(12,761)	(12,761)
Balances – June 30, 2026	10,000,000	$1,000	$(52,710)	$(51,710)

See accompanying notes to condensed financial statements.

VAR ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2026	For the period June 5 (inception) to June 30, 2025

Cash flows from operating activities:
Net loss	$(19,275)	$(10,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	2,100	10,600
Net cash used in operating activities	(17,175)	(30)

Cash flows from financing activities:
Proceeds from stockholder advance	-	100
Proceeds from issuance of common stock	-	1,000
Proceeds from note payable - stockholder	21,000	10,000
Net cash provided by financing activities	21,000	11,100

Net change in cash	3,825	11,070
Cash - beginning of period	4,065	-
Cash - end of period	$7,890	$11,070

See accompanying notes to condensed financial statements.

VAR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not commenced principal operations and had not generated revenue. The Company’s activities to date have consisted primarily of organizational activities, activities related to identifying and evaluating potential business opportunities, and administrative activities necessary to support its reporting obligations.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company was incorporated on June 5, 2025 and therefore does not have a full comparable prior-year interim period. The accompanying unaudited condensed statements of operations, changes in stockholders’ deficit, and cash flows include the period from June 5, 2025 (Inception) to June 30, 2025, where applicable.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from June 5, 2025 (inception) through December 31, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of June 30, 2026, there were no dilutive instruments.

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

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) the annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

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

Note 3. Capital Stock

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 10,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of June 30, 2026 and December 31, 2025, the Company has $11,100 and $7,000 in gross deferred tax assets resulting from net operating loss carry-forwards of $53,000 and $33,400, respectively, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The tax provision at the statutory federal income tax rate on June 30, 2026 and December 31, 2025, and the tax provisions attributable to loss before income taxes are as follows:

	June 30, 2026		December 31, 2025

Statutory federal income taxes	$(11,100)	21.0%	$(7,000)	21.0%
Valuation allowance	$11,100	(21.0)%	$7,000	(21.0)%
Effective income tax rate, net	$-	-	$-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On June 5, 2025, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026 and December 31, 2025, the amount due under the note payable was $51,000 and $30,000, respectively.

Common Stock Issuance

On June 5, 2025, the Company issued (i) an aggregate of 7,500,000 shares of common stock to Mark Tompkins, a director of the Company, for an aggregate purchase price equal to $750 and (ii) an aggregate of 2,500,000 shares of common stock to Ian Jacobs, an officer and director of the Company, for an aggregate cash purchase price equal to $250, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Common Stock Purchase Agreements are filed herewith as Exhibit 10.2 and Exhibit 10.3, respectively, to the Company’s registration statement on Form 10, filed with the SEC on August 1, 2025.

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

The Company is a blank-check company organized solely to pursue a merger, acquisition, or other business combination, but does not intend to raise capital through an offering of its securities until completion of a business combination, thus all activity for the three and six months ended June 30, 2026 relates to the Company’s formation, preparation and filing of SEC reports and efforts to identify a possible business combination. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have any revenue and therefore, it does not have any operating income. The Company will not generate any operating revenues until after the completion of a transaction, at the earliest. The Company’s significant expenses were general and administrative expenses, which were $12,761 and $19,275, for the three and six months ended June 30, 2026, respectively, and $10,630 for the period from June 5 (Inception) through June 30, 2025. Refer to the Company’s statements of operations for additional information.

As of June 30, 2026 and December 31, 2025, the Company had total assets of $7,890 and $4,065, respectively. See the Company’s condensed balance sheets for additional information.

Note 7. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2026, the Company had accumulated deficit and total stockholders’ deficit of $52,710 and $51,710, respectively. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 8. Subsequent Events

The Company evaluated subsequent events through August 13, 2026, the date the financial statements were issued, and concluded that there were no events or transactions occurring during this period that require disclosure.

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

The Company is also a “shell company,” defined in Rule 12b–2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only two shareholders, both of whom are and are anticipated to continue to be “accredited investors” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to them will be exempt from registration under the Securities Act under Rule 506 of Regulation D.

●	The applicable rules of the SEC prohibit the use of Form S–8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8–K under the Exchange Act requires a shell company (that is not a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including audited financial statements and pro forma financial information of an acquired business (a so-called “Super 8–K”) within four business days after completing the transaction. We anticipate filing such a Super 8–K upon completing a prospective business combination.

●	Rule 15–01 of Regulation S–X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8–K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8–K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2026, the Company had cash of $7,890. On June 5, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the promissory note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the promissory note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $51,000. The promissory note was filed as Exhibit 10.1 to the Company’s registration statement on Form 10, filed with the SEC on August 1, 2025. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of June 30, 2026, the Company had $7,890 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had total assets equal to $7,890 comprised exclusively of cash. The Company’s current liabilities as of June 30, 2026 totaled $59,600 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	Six Months Ended June 30, 2026	For the period June 5 (Inception) to June 30, 2025
Net Cash Used In Operating Activities	$(17,175)	$(30)
Net Cash Provided by Financing Activities	21,000	11,100
Net Change in Cash	$3,825	$11,070

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

Issuance of Promissory Note to a Stockholder and Director

On June 5, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2026, the total amount due under the note was $51,000. As of June 30, 2026, the Company had no long-term debt obligations, lease obligations, or other contractual commitments, other than the amounts due under the note.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the six months ended June 30, 2026. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2026 the Company had a net loss of $12,761 and $19,275, respectively, and for the period June 5, 2025 (Inception) to June 30, 2025 the Company had a net loss of $10,630, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2026	Var Acquisition Corp.

	By:	/s/ Ian Jacobs
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